Form 10-Q
period 2011-06-30
GLOBAL CROSSING LTD
filed 2011-08-04
CIK 1061322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of August 1, 2011 was 61,280,537.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share information)

	June 30, 2011	December 31, 2010
	(unaudited)

ASSETS:
Current assets:
Cash and cash equivalents	$259	$372
Restricted cash and cash equivalents - current portion	5	4
Accounts receivable, net of allowances of $46 and $45	370	324
Prepaid costs and other current assets	110	91

Total current assets	744	791

Restricted cash and cash equivalents - long term	5	5
Property and equipment, net of accumulated depreciation of $1,691 and $1,514	1,191	1,179
Intangible assets, net (including goodwill of $217 and $208)	234	227
Other assets	110	108

Total assets	$2,284	$2,310

LIABILITIES:
Current liabilities:
Accounts payable	$273	$297
Accrued cost of access	90	78
Short term debt and current portion of long term debt	48	27
Obligations under capital leases - current portion	54	51
Deferred revenue - current portion	173	184
Other current liabilities	346	376

Total current liabilities	984	1,013

Long term debt	1,346	1,311
Obligations under capital leases	81	72
Deferred revenue	365	338
Other deferred liabilities	56	53

Total liabilities	2,832	2,787

SHAREHOLDERS’ DEFICIT:
Common stock, 110,000,000 shares authorized, $.01 par value, 61,187,796 and 60,497,709 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	1	1
Preferred stock with controlling shareholder, 45,000,000 shares authorized, $.10 par value, 18,000,000 shares issued and outstanding	2	2
Additional paid-in capital	1,448	1,443
Accumulated other comprehensive income	6	15
Accumulated deficit	(2,005)	(1,938)

Total shareholders’ deficit	(548)	(477)

Total liabilities and shareholders’ deficit	$2,284	$2,310

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except share and per share information)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenue	$692	$630	$1,353	$1,278
Cost of revenue (excluding depreciation and amortization, shown separately below):
Cost of access	(299)	(276)	(597)	(581)
Real estate, network and operations	(121)	(103)	(229)	(202)
Third party maintenance	(23)	(26)	(47)	(53)
Cost of equipment and other sales	(25)	(26)	(51)	(50)

Total cost of revenue	(468)	(431)	(924)	(886)

Gross margin	224	199	429	392
Selling, general and administrative	(128)	(106)	(249)	(222)
Depreciation and amortization	(82)	(82)	(162)	(170)

Operating income	14	11	18	—
Other income (expense):
Interest income	1	1	1	1
Interest expense	(45)	(48)	(90)	(97)
Other income (expense), net	(5)	(6)	13	(58)

Loss before benefit (provision) for income taxes	(35)	(42)	(58)	(154)
Benefit (provision) for income taxes	1	(5)	(9)	(12)

Net loss	(34)	(47)	(67)	(166)
Preferred stock dividends	(1)	(1)	(2)	(2)

Loss applicable to common shareholders	$(35)	$(48)	$(69)	$(168)

Loss per common share, basic and diluted:
Loss applicable to common shareholders	$(0.57)	$(0.79)	$(1.13)	$(2.78)

Weighted average number of common shares	61,149,087	60,434,227	60,953,305	60,351,317

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Six Months Ended June 30,
	2011	2010

Cash flows provided by (used in) operating activities:
Net loss	$(67)	$(166)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on sale of property and equipment	—	(1)
Deferred income tax	6	—
Non-cash stock compensation expense	8	10
Depreciation and amortization	162	170
Provision for doubtful accounts	3	2
Amortization of prior period IRUs	(14)	(12)
Change in long term deferred revenue	37	8
Other	(27)	80
Change in operating working capital:
- Changes in accounts receivable	(40)	(24)
- Changes in accounts payable and accrued cost of access	(17)	(36)
- Changes in other current assets	(27)	(6)
- Changes in other current liabilities	(25)	(20)

Net cash provided by (used in) operating activities	(1)	5

Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(82)	(90)
Proceeds from sale of property and equipment	—	1
Change in restricted cash and cash equivalents	—	1

Net cash used in investing activities	(82)	(88)

Cash flows provided by (used in) financing activities:
Repayment of capital lease obligations	(29)	(28)
Repayment of debt	(6)	(7)
Proceeds from exercise of stock options	2	—
Proceeds from sales-leasebacks	4	—
Finance costs incurred	(1)	(1)
Payment of employee taxes on share-based compensation	(3)	(1)
Other	1	—

Net cash used in financing activities	(32)	(37)

Effect of exchange rate changes on cash and cash equivalents	2	(29)

Net decrease in cash and cash equivalents	(113)	(149)
Cash and cash equivalents, beginning of period	372	477

Cash and cash equivalents, end of period	$259	$328

Non-cash investing and financing activites:
Capital lease and debt obligations incurred	$53	$30

Accrued dividends converted to debt	$26	$—

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

See Note 14, “The Plan of Amalgamation”, for information related to the Agreement and Plan of Amalgamation with Level 3 Communications, Inc., a Delaware corporation (“Level 3”).

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

Venezuelan Currency Risk

In Venezuela, the official bolivares—U.S. Dollar exchange rate established by the Venezuelan Central Bank (“BCV”) and the Venezuelan Ministry of Finance has historically attributed to the bolivar a value significantly greater than the value that prevailed on the former unregulated parallel market. The official rate is the rate used by the Comisión de Administración de Divisas (“CADIVI”), an agency of the Venezuelan government, to exchange bolivares pursuant to an official process that requires application and government approval. The Company uses the official rate to record the assets, liabilities and transactions of its Venezuelan subsidiary. Effective January 12, 2010, the Venezuelan government devalued the Venezuelan bolivar. The official rate increased from 2.15 Venezuelan bolivares to the U.S. Dollar to 4.30 for goods and services deemed “non-essential” and 2.60 for goods and services deemed “essential”. This devaluation reduced the Company’s net monetary assets (including unrestricted cash and cash equivalents) by approximately $27 based on the bolivares balances as of such date, resulting in a corresponding foreign exchange loss, included in other expense, net in the unaudited condensed Company’s consolidated statement of operations for the six months ended June 30, 2010. Effective January 1, 2011, the Venezuela government further increased the official rate for goods and services deemed “essential” to 4.30 Venezuelan bolivares to the U.S. Dollar. This change had no effect on the carrying value of the Company’s net monetary assets.

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

At June 30, 2011, the Company had $9 of obligations registered and subject to approval by CADIVI for the conversion of bolivares into foreign currencies. The Company cannot predict the timing and extent of any CADIVI approvals to honor foreign debt, distribute dividends or otherwise expatriate capital using the official Venezuelan exchange rate. Some approvals have been issued within a few months while others have taken more than one year. During the six months ended June 30, 2011, the Company received $6 of approvals from CADIVI to convert bolivares to U.S. Dollars at both the essential and non-essential official rates. To date, the Company has not executed any exchanges through SITME. If the Company was to successfully avail itself of the SITME process to convert a portion of its Venezuelan subsidiary’s cash balances into U.S. Dollars, the Company would incur currency exchange losses in the period of conversion based on the difference between the official exchange rate and the SITME rate. Additionally, if the Company was to determine in the future that the SITME rate was the more appropriate rate to use to measure bolivar-based assets, liabilities and transactions, reported results would be further adversely affected.

As of June 30, 2011, the Company’s Venezuelan subsidiary had $49 of cash and cash equivalents, of which $4 was held in U.S. Dollars and $45 (valued at the fixed official CADIVI rate of 4.30 Venezuelan bolivares to the U.S. Dollar at June 30, 2011 (the “CADIVI rate”)) was held in Venezuelan bolivares. For the three and six months ended June 30, 2011, the Company’s Venezuelan subsidiary contributed approximately $14 and $28, respectively, of the Company’s consolidated revenue and $8 and $16, respectively, of the Company’s consolidated OIBDA (see Note 11, “Segment Reporting”), in each case based on the CADIVI rate. These amounts do not include any allocated corporate overhead costs or transfer pricing adjustments. As of June 30, 2011, the Company’s Venezuelan subsidiary had $49 of net monetary assets of which $6 were denominated in U.S. Dollars and $43 were denominated in Venezuelan bolivares at the CADIVI rate. As of June 30, 2011, the Company’s Venezuelan subsidiary had $87 of net assets. In light of the Venezuelan exchange control regime, none of these net assets (other than the $4 of cash denominated in U.S. Dollars and held outside of Venezuela) may be transferred to GCL in the form of loans, advances or cash dividends without the consent of a third party (i.e., CADIVI or SITME).

Recently Issued and Recently Adopted Accounting Pronouncement

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05 Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under the amendments to Topic 220 an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. An entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments eliminate the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments are to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with early adoption permitted. There is no impact to the Company’s consolidated financial results upon adoption.

In May 2011, the FASB issued ASU No. 2011-04 Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments to Topic 820 provide common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs and do not result in significant changes from existing practice. However, the amendments clarify that a reporting entity should disclose quantitative information about the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. Such disclosures include the valuation processes used by the reporting entity and the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any. The amendments are to be applied prospectively and are effective for interim and annual beginning after December 15, 2011. Early adoption is not permitted. There is no expected impact to the Company’s consolidated financial results upon adoption.

3. FINANCING ACTIVITIES

Financing Activities

During the six months ended June 30, 2011, the Company entered into various debt agreements to finance various equipment purchases and software licenses. The total debt obligation resulting from these agreements was $24. These agreements have terms that range from 6 to 48 months with a weighted average effective interest rate of 9.6%. In addition, the Company entered into various capital leasing arrangements that aggregated $36, including $4 of proceeds from sales-leasebacks. These agreements have terms that range from 12 to 48 months with a weighted average effective interest rate of 9.1%.

In the six months ended June 30, 2011, the Company issued a senior unsecured promissory note to STT Crossing Ltd., the holder of the Company’s convertible preferred stock and controlling shareholder, in principal amount of $26 for payment of dividends accrued from December 9, 2003 through March 31, 2011 on the Company’s convertible preferred stock. See Note 10, “Related Party Transactions” for more information related to the promissory note.

GCUK Notes Tender Offer

As required by the indenture governing the senior secured notes due 2014 (the “GCUK Notes”), within 120 days after the end of each twelve month period ending December 31, GCUK must offer (the “Excess Cash Offer”) to purchase a portion of the GCUK Notes at a purchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to the purchase date, using 50% of “Designated GCUK Cash Flow” from that period. “Designated GCUK Cash Flow” means GCUK’s consolidated net income plus non-cash charges minus capital expenditures, calculated in accordance with the terms of the indenture governing the GCUK Notes. With respect to the 2010 Excess Cash Offer, the Company made an offer in April 2011 of approximately $17, exclusive of accrued but unpaid interest. Such offer expired on May 26, 2011 and no tenders were received by the close of the offer.

If the current year-to-date results were for the full year to December 31, 2011, the Company would be obligated to make an Excess Cash Offer of $2, exclusive of accrued but unpaid interest. Any such offer is required to be made within 120 days of year-end, and the associated purchases are required to be completed within 150 days after year-end.

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

For the three and six months ended June 30, 2011, Genesis Networks contributed approximately $9 and $16, respectively, of the Company’s consolidated revenue and nil and $(2), respectively, of the Company’s consolidated net loss.

Pro Forma Financial Information

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Genesis Networks had occurred at January 1, 2010:

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010

Revenue	$637	$1,292

Net loss applicable to common shareholders (1)	$(50)	$(177)

Net loss applicable to common shareholders per common share - basic and diluted	$(0.83)	$(2.93)

(1)	Net loss applicable to common shareholders was adjusted to include $4 of acquisition-related costs in the six months ended June 30, 2010.

Included in the pro forma consolidated results of operations for the six months ended June 30, 2010 are the following significant items: (i) a $6 property tax refund recorded in the U.K. which is included in real estate, network and operations in the accompanying condensed consolidated statements of operations; and (ii) a $27 foreign exchange loss as a result of the devaluation of the Venezuelan bolivar which is included in other income (expense), net in the accompanying condensed consolidated statements of operations (see Note 2, “Basis of Presentation”).

The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations that would have been reported had the Genesis Networks acquisition been completed as of the beginning of the period presented, nor should it be taken as indicative of the Company’s future consolidated results of operations.

5. RESTRUCTURING ACTIVITIES

At June 30, 2011 and December 31, 2010, restructuring liabilities are included in other current liabilities and other deferred liabilities in the Company’s condensed consolidated balance sheets. Below is a description of the Company’s significant restructuring plans:

2007 Restructuring Plans

During 2007, the Company adopted a restructuring plan as a result of the Impsat Fiber Networks, Inc. (“Impsat”) acquisition under which redundant Impsat employees were terminated. As a result, the Company incurred cash restructuring costs of approximately $8 for severance and related benefits. The liabilities associated with this restructuring plan have been accounted for as part of the purchase price of Impsat. As of June 30, 2011 and December 31, 2010, the remaining liability of the 2007 restructuring plan including accrued interest was $5 and $3, respectively, all related to the GC Impsat Segment.

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

The undiscounted facilities closing reserve, which represents estimated future cash flows, is composed of continuing building lease obligations and broker commissions for the restructured sites (aggregating $72 as of June 30, 2011), offset by anticipated receipts from existing and future third-party subleases. As of June 30, 2011, anticipated third-party sublease receipts were $65, representing $48 from subleases already entered into and $17 from subleases projected to be entered into in the future.

The table below reflects the activity associated with the restructuring reserve relating to the restructuring plans initiated during and prior to 2003 for the six months ended June 30, 2011:

Facility Closings
(unaudited)
Balance at December 31, 2010	$10
Deductions	(2)

Balance at June 30, 2011	$8

6. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	June 30, 2011	December 31, 2010
	(unaudited)
Accrued taxes, including value added taxes in foreign jurisdictions	$100	$105
Accrued payroll, bonus, commissions, and related benefits	70	58
Accrued interest	32	31
Customer deposits	22	34
Accrued real estate and related costs	15	14
Accrued capital expenditures	12	5
Accrued third party maintenance costs	10	9
Accrued restructuring costs - current portion	8	8
Accrued professional fees	7	8
Income taxes payable	3	5
Accrued preferred dividends(1)	1	26
Other	66	73

Total other current liabilities	$346	$376

(1)	For further information see Note 10, “Related Party Transactions.”

7. COMPREHENSIVE LOSS

The components of comprehensive loss for the periods indicated are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)

Net loss	$(34)	$(47)	$(67)	$(166)
Foreign currency translation adjustment	7	5	(9)	32

Comprehensive loss	$(27)	$(42)	$(76)	$(134)

8. LOSS PER COMMON SHARE

Basic loss per common share is computed as loss applicable to common shareholders divided by the weighted-average number of common shares outstanding for the period. Loss applicable to common shareholders includes preferred stock dividends of $1 for each of the three months ended June 30, 2011 and 2010, and $2 for each of the six months ended June 30, 2011 and 2010, respectively.

Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. However, since the Company had net losses for each of the three and six months ended June 30, 2011 and 2010, diluted loss per common share is the same as basic loss per common share.

Diluted loss per share for the three and six months ended June 30, 2011 and 2010 does not include the effect of the following potential shares, as they are anti-dilutive:

Potential common shares excluded from the calculation of diluted loss per share	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)		(in millions)
Convertible preferred stock	18	18	18	18
Employee stock awards	6	2	6	2

Diluted weighted average number of common shares	24	20	24	20

On May 30, 2006, the Company completed a public offering of $144 aggregate principal amount of 5% convertible senior notes due 2011 (the “5% Convertible Notes”) for total gross proceeds of $144. The 5% Convertible Notes which were convertible into approximately 6.3 million shares at a conversion price of $22.98 per share were not included in the above table for the three and six months ended June 30, 2010 as the conversion price was greater than the average market price per share. The 5% Convertible Notes were retired in the fourth quarter of 2010.

9. CONTINGENCIES

Contingencies

Amounts accrued for contingent liabilities are included in other current liabilities and other deferred liabilities at June 30, 2011 and December 31, 2010. In accordance with the accounting for contingencies as governed by ASC Topic 450, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Further, with respect to loss contingencies, where it is probable that a liability has been incurred and there is a range in the expected loss and no amount in the range is more likely than any other amount, the Company accrues at the low end of the range. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Although the Company believes it has accrued for the following matters in accordance with ASC Topic 450, litigation is inherently unpredictable and it is possible that cash flows or results of operations could be materially and adversely affected in any particular period by the unfavorable developments in, or resolution or disposition of, one or more of these contingencies. The following is a description of the material legal proceedings and claims involving the Company commenced or pending during the six months ended June 30, 2011. Estimates of reasonably possible losses may change from time to time and actual losses may be materially different from estimated amounts.

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

Peruvian Tax Audit

Beginning in 2005, one of the Company’s Peruvian subsidiaries received a number of assessments for tax, penalty and interest based upon a tax examination conducted during 2004 by the Peruvian tax authorities (SUNAT) for calendar years 2001 and 2002. The SUNAT examiner took the position that the Company incorrectly documented its importations resulting in additional income tax withholding and value-added taxes (VAT). The total amount of the asserted claims, including potential interest and penalties, was $26, consisting of $3 for income tax withholding in connection with the import of services for calendar years 2001 and 2002, $7 in connection with VAT in connection with the import of services for calendar years 2001 and 2002, and $16 in connection with the disallowance of VAT credits for periods beginning in 2005. Due to accrued interest and foreign exchange effects, the total assessments have effectively increased to $71.

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

Employee Severance and Contractor Termination Disputes

A number of former employees and third-party contractors have asserted a variety of claims in litigation against subsidiaries within the GC Impsat Segment for separation pay, severance, commissions, pension benefits, unpaid vacation pay, breach of employment contracts, unpaid performance bonuses, property damages, moral damages and related statutory penalties, fines, costs and expenses (including accrued interest, attorneys fees and statutorily mandated inflation adjustments) as a result of their separation from the Company or termination of service relationships. The asserted claims aggregate approximately $56.

The Company has asserted defenses to these claims in the court proceedings denying liability and estimates that the range of loss that could reasonably be expected to result from these claims is between $13 and $17.

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

In December 2004, March 2009 and April 2009, the São Paulo tax authorities issued tax assessments against Impsat Brazil for the collection of Tax on Distribution of Goods and Services (“ICMS”) supposedly due on the lease of movable properties (in the case of the December 2004 and March 2009 assessments) and the sale of internet access services (in the case of the April 2009 assessment) by treating such activities as the provision of communications services, for which ICMS tax actually applies. Including penalties and interest, these assessments amount to approximately $43. Impsat Brazil filed objections to these assessments, arguing that the lease of assets and the provision of internet access are not communication services subject to ICMS. The objection to the December 2004 assessment was rejected in the State Administrative Court, and the Company has appealed such decision. The objections to the March and April 2009 assessments are still pending final administrative decisions.

The Company believes there are reasonable grounds to have all of the Brazilian tax assessments cancelled and estimates that the range of loss that could reasonably be expected to result from these assessments is between nil and $11.

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

On January 14, 2011, the Company filed a motion for summary judgment asserting that the customer is not entitled to recover any damages (other than those based on rescission-type theories) by reason of a limitation of liability provision in the contract and applicable law. On July 22, 2011, the Court issued its decision on the motion. Although the Court held that the limitation of liability provision of the contract was valid and enforceable and barred the customer from pursuing all forms of lost profit damages, the Court refused to exclude the customer’s claim for general damages at least at this point, and is permitting that issue to proceed.

Discovery in the action is now concluded and a pre-trial conference is scheduled for September 13, 2011. It is anticipated that the Court will set a firm trial date at the conference. The lower end of the customer’s most recent damage estimate is approximately $150, and it has alleged damages substantially in excess of that amount. While the final outcome of this matter is uncertain, the Company believes it has good defenses to limit substantially the amount of damages recoverable by the customer, including defenses based upon the limitation of liability provisions in the contract.

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

10. RELATED PARTY TRANSACTIONS

Commercial and other relationships between the Company and ST Telemedia

During the three and six months ended June 30, 2011, the Company received approximately $1 and $2, respectively, of collocation services from a subsidiary of ST Telemedia. During the three and six months ended June 30, 2010, the Company received approximately $2 and $3, respectively, of collocation services from a subsidiary and affiliates of ST Telemedia. Additionally, during the three and six months ended June 30, 2011 and 2010, the Company accrued dividends of $1 and $2, respectively, related to preferred stock held by a subsidiary of ST Telemedia.

As of June 30, 2011 and December 31, 2010, the Company had approximately $29 and $27, respectively, due to ST Telemedia and its subsidiaries and affiliates, and in each case nothing due from ST Telemedia and its subsidiaries and affiliates. The amounts due to ST Telemedia and its subsidiaries and affiliates primarily relate to dividends accrued on the Company’s 2% cumulative senior convertible preferred stock, and are included in “short term debt” and “other current liabilities” in the accompanying condensed consolidated balance sheets.

Senior Unsecured Promissory Note

On June 14, 2011, the Company issued a senior unsecured promissory note to STT Crossing Ltd. (an indirect subsidiary of ST Telemedia), the holder of the Company’s convertible preferred stock and the controlling shareholder of the Company, in principal amount of $26 for payment of dividends accrued from December 9, 2003 through March 31, 2011 on the Company’s convertible preferred stock. The note has an interest rate of 9% per annum and is payable on its maturity date of December 14, 2011 or prior to the maturity date: (i) if all conditions to the consummation of the Amalgamation of the Company with Level 3 have been satisfied or waived; (ii) 45 days after any termination of the Amalgamation agreement relating to the Amalgamation of the Company with Level 3 prior to its consummation; or (iii) if a change of control with respect to the Company or an event of default under the note occurs. Regular quarterly dividends on the Company’s convertible preferred stock in the amount of approximately $1 in respect of periods after March 31, 2011 are expected to be paid in cash on the fifteenth day of each July, October, January and April, subject to the satisfaction of certain solvency tests required by Bermuda law.

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

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Revenues from external customers
GCUK	$116	$115	$230	$235
GC Impsat	161	135	311	265
ROW	415	380	812	778

Total consolidated	$692	$630	$1,353	$1,278

Intersegment revenues
GC Impsat	$3	$2	$5	$4
ROW	3	4	9	8

Total	$6	$6	$14	$12

Total segment operating revenues
GCUK	$116	$115	$230	$235
GC Impsat	164	137	316	269
ROW	418	384	821	786
Less: intersegment revenues	(6)	(6)	(14)	(12)

Total consolidated	$692	$630	$1,353	$1,278

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
OIBDA
GCUK	$17	$20	$35	$50
GC Impsat	50	41	99	81
ROW	29	32	46	39

Total segments	$96	$93	$180	$170

A reconciliation of OIBDA to income (loss) applicable to common shareholders follows:

	Three Months Ended June 30, 2011
	GCUK	GC Impsat	ROW	Eliminations	Total Consolidated
	(unaudited)
OIBDA	$17	$50	$29	$—	$96
Depreciation and amortization	(16)	(20)	(46)	—	(82)

Operating income (loss)	1	30	(17)	—	14
Interest income	2	—	4	(5)	1
Interest expense	(13)	(3)	(34)	5	(45)
Other expense, net	(1)	—	(4)	—	(5)
Benefit for income taxes	—	1	—	—	1
Preferred stock dividends	—	—	(1)	—	(1)

Income (loss) applicable to common shareholders	$(11)	$28	$(52)	$—	$(35)

	Three Months Ended June 30, 2010
	GCUK	GC Impsat	ROW	Eliminations	Total Consolidated
	(unaudited)
OIBDA	$20	$41	$32	$—	$93
Depreciation and amortization	(15)	(20)	(47)	—	(82)

Operating income (loss)	5	21	(15)	—	11
Interest income	2	—	6	(7)	1
Interest expense	(14)	(6)	(35)	7	(48)
Other income (expense), net	(1)	1	(6)	—	(6)
Benefit (provision) for income taxes	—	(6)	1	—	(5)
Preferred stock dividends	—	—	(1)	—	(1)

Income (loss) applicable to common shareholders	$(8)	$10	$(50)	$—	$(48)

	Six Months Ended June 30, 2011
	GCUK	GC Impsat	ROW	Eliminations	Total Consolidated
	(unaudited)
OIBDA	$35	$99	$46	$—	$180
Depreciation and amortization	(32)	(40)	(90)	—	(162)

Operating income (loss)	3	59	(44)	—	18
Interest income	4	1	7	(11)	1
Interest expense	(28)	(6)	(67)	11	(90)
Other income, net	6	1	6	—	13
Provision for income taxes	—	(8)	(1)	—	(9)
Preferred stock dividends	—	—	(2)	—	(2)

Income (loss) applicable to common shareholders	$(15)	$47	$(101)	$—	$(69)

	Six Months Ended June 30, 2010
	GCUK	GC Impsat	ROW	Eliminations	Total Consolidated
	(unaudited)
OIBDA	$50	$81	$39	$—	$170
Depreciation and amortization	(32)	(44)	(94)	—	(170)

Operating income (loss)	18	37	(55)	—	—
Interest income	4	1	10	(14)	1
Interest expense	(28)	(13)	(70)	14	(97)
Other expense, net	(14)	(27)	(17)	—	(58)
Provision for income taxes	—	(12)	—	—	(12)
Preferred stock dividends	—	—	(2)	—	(2)

Loss applicable to common shareholders	$(20)	$(14)	$(134)	$—	$(168)

	June 30, 2011	December 31, 2010
	(unaudited)
Total Assets
GCUK	$523	$564
GC Impsat	836	845
ROW	1,395	1,430

Total segments	2,754	2,839
Less: Intercompany loans and accounts receivable	(470)	(529)

Total consolidated assets	$2,284	$2,310

	June 30, 2011	December 31, 2010
	(unaudited)
Unrestricted Cash
GCUK	$43	$76
GC Impsat	108	170
ROW	108	126

Total consolidated unrestricted cash	$259	$372

	June 30, 2011	December 31, 2010
Restricted Cash	(unaudited)
ROW	$10	$9

Total consolidated restricted cash	$10	$9

Eliminations include intersegment eliminations and other reconciling items.

The Company accounts for intersegment sales of products and services at current market prices.

12. FINANCIAL INSTRUMENTS

The carrying amounts for cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accrued expenses and obligations under capital leases approximate their fair value (see Note 2, “Basis of Presentation” regarding the January 12, 2010 devaluation of the Venezuelan bolivar by the Venezuelan government). The fair values of the Company’s debt instruments are based on market quotes and management estimates. Management believes the carrying value of other debt approximates fair value as of June 30, 2011 and December 31, 2010, respectively.

The fair values of our debt instruments are as follows:

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(unaudited)
12% Senior Secured Notes	$738	$873	$737	$846
GCUK Senior Secured Notes	440	456	431	444
9% Senior Notes	150	184	150	150
Other debt	66	66	20	20

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

During the first quarter of 2011, the Company’s Colombian subsidiary became a Guarantor of the 12% Senior Secured Exchange Notes and the Original 9% Senior Notes and has been reflected in the Guarantor subsidiaries column of the condensed consolidated financial statements as of June 30, 2011 and for the three and six months ended June 30, 2011. For the three months ended June 30, 2011 and 2010, the Company’s Colombian subsidiary contributed approximately $23 and $20, respectively, of the Company’s consolidated revenue and $1 and $1 of net income. For the six months ended June 30, 2011 and 2010, the Company’s Colombian subsidiary contributed approximately $44 and $40, respectively, of the Company’s consolidated revenue and $1 and nil of net income. As of June 30, 2011 and December 31, 2010, the Company’s Colombian subsidiary had approximately $45 and $45, respectively, of net assets.

Condensed Consolidated Balance Sheet

	June 30, 2011
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(unaudited)

ASSETS:
Current assets:
Cash and cash equivalents	$—	$204	$55	$—	$259
Restricted cash and cash equivalents - current portion	—	5	—	—	5
Accounts receivable, net of allowances	—	283	87	—	370
Accounts and loans receivable from affiliates	326	216	249	(791)	—
Prepaid costs and other current assets	—	65	46	(1)	110

Total current assets	326	773	437	(792)	744

Restricted cash and cash equivalents - long term	—	5	—	—	5
Property and equipment, net of accumulated depreciation	1	892	298	—	1,191
Intangible assets, net	—	206	28	—	234
Investments in subsidiaries	(493)	(234)	—	727	—
Loans receivable from affiliates	604	86	51	(741)	—
Other assets	27	57	26	—	110

Total assets	$465	$1,785	$840	$(806)	$2,284

LIABILITIES:
Current liabilities:
Accounts payable	$1	$197	$75	$—	$273
Accrued cost of access	—	76	14	—	90
Accounts and loans payable to affiliates	33	555	203	(791)	—
Short term debt and current portion of long term debt	26	20	2	—	48
Obligations under capital leases - current portion	—	43	11	—	54
Deferred revenue - current portion	—	116	57	—	173
Other current liabilities	55	182	109	—	346

Total current liabilities	115	1,189	471	(791)	984

Loans payable to affiliates	10	655	76	(741)	—
Long term debt	888	20	438	—	1,346
Obligations under capital leases	—	68	13	—	81
Deferred revenue	—	300	66	(1)	365
Other deferred liabilities	—	46	10	—	56

Total liabilities	1,013	2,278	1,074	(1,533)	2,832

SHAREHOLDERS’ DEFICIT:

Total shareholders’ deficit	(548)	(493)	(234)	727	(548)

Total liabilities and shareholders’ deficit	$465	$1,785	$840	$(806)	$2,284

Condensed Consolidated Balance Sheet

	December 31, 2010
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS:
Current assets:
Cash and cash equivalents	$2	$261	$109	$—	$372
Restricted cash and cash equivalents - current portion	—	4	—	—	4
Accounts receivable, net of allowances	—	243	81	—	324
Accounts and loans receivable from affiliates	325	184	233	(742)	—
Prepaid costs and other current assets	—	51	41	(1)	91

Total current assets	327	743	464	(743)	791

Restricted cash and cash equivalents - long term	—	5	—	—	5
Property and equipment, net of accumulated depreciation	—	834	345	—	1,179
Intangible assets, net	—	178	49	—	227
Investments in subsidiaries	(494)	(180)	—	674	—
Loans receivable from affiliates	653	107	54	(814)	—
Other assets	29	55	24	—	108

Total assets	$515	$1,742	$936	$(883)	$2,310

LIABILITIES:
Current liabilities:
Accounts payable	$1	$205	$91	$—	$297
Accrued cost of access	—	66	12	—	78
Accounts and loans payable to affiliates	27	537	178	(742)	—
Short term debt and current portion of long term debt	—	9	18	—	27
Obligations under capital leases - current portion	—	36	15	—	51
Deferred revenue - current portion	—	123	61	—	184
Other current liabilities	68	176	132	—	376

Total current liabilities	96	1,152	507	(742)	1,013

Loans payable to affiliates	9	707	98	(814)	—
Long term debt	887	9	415	—	1,311
Obligations under capital leases	—	53	19	—	72
Deferred revenue	—	272	67	(1)	338
Other deferred liabilities	—	43	10	—	53

Total liabilities	992	2,236	1,116	(1,557)	2,787

SHAREHOLDERS’ DEFICIT:
Total shareholders’ deficit	(477)	(494)	(180)	674	(477)

Total liabilities and shareholders’ deficit	$515	$1,742	$936	$(883)	$2,310

Condensed Consolidated Statements of Operations

	Three Months Ended June 30, 2011
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(unaudited)

Revenue	$—	$542	$150	$—	$692
Revenue - affiliates	—	22	28	(50)	—

Total revenue	—	564	178	(50)	692

Cost of revenue	(2)	(362)	(104)	—	(468)
Cost of revenue - affiliates	—	(28)	(22)	50	—

Total cost of revenue	(2)	(390)	(126)	50	(468)

Gross margin	(2)	174	52	—	224
Selling, general and administrative	(4)	(95)	(29)	—	(128)
Depreciation and amortization	—	(60)	(22)	—	(82)

Operating income (loss)	(6)	19	1	—	14
Other income (expense):
Interest income	—	1	—	—	1
Interest income - affiliates	—	1	2	(3)	—
Interest expense	(28)	(4)	(13)	—	(45)
Interest expense - affiliates	—	(2)	(1)	3	—
Other income (expense), net	(5)	1	(1)	—	(5)
Income (loss) from equity investments in subsidiaries	5	(12)	—	7	—

Income (loss) before benefit for income taxes	(34)	4	(12)	7	(35)
Benefit for income taxes	—	1	—	—	1

Net income (loss)	(34)	5	(12)	7	(34)
Preferred stock dividends	(1)	—	—	—	(1)

Income (loss) applicable to common shareholders	$(35)	$5	$(12)	$7	$(35)

	Three Months Ended June 30, 2010
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(unaudited)

Revenue	$—	$465	$165	$—	$630
Revenue - affiliates	—	6	17	(23)	—

Total revenue	—	471	182	(23)	630

Cost of revenue	—	(322)	(109)	—	(431)
Cost of revenue - affiliates	—	(17)	(6)	23	—

Total cost of revenue	—	(339)	(115)	23	(431)

Gross margin	—	132	67	—	199
Selling, general and administrative	(2)	(77)	(27)	—	(106)
Depreciation and amortization	—	(58)	(24)	—	(82)

Operating income (loss)	(2)	(3)	16	—	11
Other income (expense):
Interest income	—	1	—	—	1
Interest income - affiliates	—	2	1	(3)	—
Interest expense	(28)	(5)	(15)	—	(48)
Interest expense - affiliates	—	(1)	(2)	3	—
Other expense, net	—	(5)	(1)	—	(6)
Loss from equity investments in subsidiaries	(17)	(1)	—	18	—

Loss before provision for income taxes	(47)	(12)	(1)	18	(42)
Provision for income taxes	—	(5)	—	—	(5)

Net loss	(47)	(17)	(1)	18	(47)
Preferred stock dividends	(1)	—	—	—	(1)

Loss applicable to common shareholders	$(48)	$(17)	$(1)	$18	$(48)

Condensed Consolidated Statements of Operations

	Six Months Ended June 30, 2011
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(unaudited)

Revenue	$—	$1,058	$295	$—	$1,353
Revenue - affiliates	—	27	40	(67)	—

Total revenue	—	1,085	335	(67)	1,353

Cost of revenue	(8)	(714)	(202)	—	(924)
Cost of revenue - affiliates	—	(40)	(27)	67	—

Total cost of revenue	(8)	(754)	(229)	67	(924)

Gross margin	(8)	331	106	—	429
Selling, general and administrative	(10)	(189)	(50)	—	(249)
Depreciation and amortization	—	(119)	(43)	—	(162)

Operating income (loss)	(18)	23	13	—	18
Other income (expense):
Interest income	—	1	—	—	1
Interest income - affiliates	—	2	4	(6)	—
Interest expense	(55)	(11)	(24)	—	(90)
Interest expense - affiliates	—	(4)	(2)	6	—
Other income (expense), net	(5)	13	5	—	13
Income (loss) from equity investments in subsidiaries	11	(4)	—	(7)	—

Income (loss) before provision for income taxes	(67)	20	(4)	(7)	(58)
Provision for income taxes	—	(9)	—	—	(9)

Net income (loss)	(67)	11	(4)	(7)	(67)
Preferred stock dividends	(2)	—	—	—	(2)

Income (loss) applicable to common shareholders	$(69)	$11	$(4)	$(7)	$(69)

	Six Months Ended June 30, 2010
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(unaudited)

Revenue	$—	$943	$335	$—	$1,278
Revenue - affiliates	—	11	30	(41)	—

Total revenue	—	954	365	(41)	1,278

Cost of revenue	(6)	(663)	(217)	—	(886)
Cost of revenue - affiliates	—	(30)	(11)	41	—

Total cost of revenue	(6)	(693)	(228)	41	(886)

Gross margin	(6)	261	137	—	392
Selling, general and administrative	(10)	(156)	(56)	—	(222)
Depreciation and amortization	(1)	(118)	(51)	—	(170)

Operating income (loss)	(17)	(13)	30	—	—
Other income (expense):
Interest income	—	1	—	—	1
Interest income - affiliates	—	3	3	(6)	—
Interest expense	(56)	(10)	(31)	—	(97)
Interest expense - affiliates	—	(3)	(3)	6	—
Other expense, net	—	(42)	(16)	—	(58)
Loss from equity investments in subsidiaries	(93)	(18)	—	111	—

Loss before provision for income taxes	(166)	(82)	(17)	111	(154)
Provision for income taxes	—	(11)	(1)	—	(12)

Net loss	(166)	(93)	(18)	111	(166)
Preferred stock dividends	(2)	—	—	—	(2)

Loss applicable to common shareholders	$(168)	$(93)	$(18)	$111	$(168)

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30, 2011
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(unaudited)

Cash flows provided by (used in) operating activities	$(58)	$84	$(27)	$—	$(1)

Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(1)	(63)	(18)	—	(82)
GC Colombia cash transfer to Guarantor subsidiaries	—	9	(9)	—	—
Loans made to affiliates	—	(1)	—	1	—
Loan repayments from affiliates	55	—	—	(55)	—

Net cash flows provided by (used) in investing activities	54	(55)	(27)	(54)	(82)

Cash flows provided by (used in) financing activities:
Repayment of capital lease obligations	—	(24)	(5)	—	(29)
Repayment debt	—	(5)	(1)	—	(6)
Finance costs incurred	(1)	—	—	—	(1)
Proceeds from sales-leasebacks	—	—	4	—	4
Proceeds from exercise of stock options	2	—	—	—	2
Payment of employee taxes on share-based compensation	—	(3)	—	—	(3)
Other	—	1	—	—	1
Proceeds from affiliate loans	1	—	—	(1)	—
Repayment of loans from affiliates	—	(55)	—	55	—

Net cash flows provided by (used in) financing activities	2	(86)	(2)	54	(32)

Effect of exchange rate changes on cash and cash equivalents	—	—	2	—	2

Net decrease in cash and cash equivalents	(2)	(57)	(54)	—	(113)
Cash and cash equivalents, beginning of period	2	261	109	—	372

Cash and cash equivalents, end of period	$—	$204	$55	$—	$259

	Six Months Ended June 30, 2010
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(unaudited)

Cash flows provided by (used in) operating activities	$(71)	$63	$13	$—	$5

Cash flows provided by (used in) investing activities:
Purchases of property and equipment	—	(67)	(23)	—	(90)
Proceeds from sale of property and equipment	—	1	—	—	1
Loans made to affiliates	(1)	(20)	—	21	—
Change in restricted cash and cash equivalents	—	7	(6)	—	1

Net cash flows used in investing activities	(1)	(79)	(29)	21	(88)

Cash flows provided by (used in) financing activities:
Repayment of capital lease obligations	—	(20)	(8)	—	(28)
Repayment of debt	—	(4)	(3)	—	(7)
Finance costs incurred	(1)	—	—	—	(1)
Payment of employee taxes on share-based compensation	—	(1)	—	—	(1)
Proceeds from affiliate loans	—	1	20	(21)	—

Net cash flows provide by (used) in financing activities	(1)	(24)	9	(21)	(37)

Effect of exchange rate changes on cash and cash equivalents	—	(28)	(1)	—	(29)

Net decrease in cash and cash equivalents	(73)	(68)	(8)	—	(149)
Cash and cash equivalents, beginning of period	95	293	89	—	477

Cash and cash equivalents, end of period	$22	$225	$81	$—	$328

14. THE PLAN OF AMALGAMATION

On April 10, 2011, GCL entered into an Agreement and Plan of Amalgamation (the “Plan of Amalgamation”) with Level 3 and Apollo Amalgamation Sub, Ltd., a Bermuda company and wholly-owned subsidiary of Level 3 (“Amalgamation Sub”), pursuant to which GCL and Amalgamation Sub will be amalgamated under Bermuda law with the surviving amalgamated company continuing as a subsidiary of Level 3 (the “Amalgamation”). Under the terms and subject to the conditions of the Plan of Amalgamation, each share of capital stock of GCL will be converted into 16 shares of common stock of Level 3 (and, in the case of GCL’s preferred shares, the right to receive accrued and unpaid dividends thereon). The Plan of Amalgamation contains customary representations and warranties and covenants, including, among others, agreements by each of the Company and Level 3 (i) to continue conducting its respective businesses in the ordinary course, consistent with past practices and in compliance with applicable law, during the interim period between the execution of the Plan of Amalgamation and consummation of the Amalgamation and (ii) not to engage in certain specified kinds of transactions during that period, including equity and debt financings (other than capital leases so long as the Company’s aggregate outstanding capital lease obligations do not at any time exceed $153), capital expenditures, loans, acquisitions, and the repurchase of shares of the Company’s parent’s common stock. The Plan of Amalgamation, which was approved by the stockholders of each of GCL and Level 3 on August 4, 2011, is subject to certain closing conditions, including the receipt of certain regulatory and governmental approvals. Level 3 is continuing its efforts to finalize the necessary arrangements to borrow sufficient funds to refinance certain existing indebtedness of the Company in connection with the Amalgamation. The consummation of the Amalgamation would constitute a “Change of Control” under and as defined in the indentures for the 12% Senior Secured Notes, GCUK Senior Secured Notes and 9% Senior Notes. Pursuant to the indentures, within 30 days following any Change of Control, the Company is required to commence an offer to purchase all of the then outstanding 12% Senior Secured Notes, GCUK Senior Secured Notes and 9% Senior Notes, if any, at a purchase price equal to 101% of the principal amounts thereof, plus accrued interest, if any, thereon to the date of purchase.

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

Risks Related to the Plan of Amalgamation and Consummation of the Transactions Contemplated Thereby

•

There can be no assurance that the Amalgamation will occur, or will occur on the timetable contemplated, as a result of a variety of factors, including the failure to obtain any required regulatory approval, litigation relating to the

Amalgamation, the failure of Level 3 to obtain the requisite financing to consummate the Amalgamation, or the failure of one or more of the closing conditions set forth in the Plan of Amalgamation. If the Amalgamation is not consummated, our share price will change to the extent that the current market price of our common stock reflects an assumption that the Amalgamation will be completed. A failed Amalgamation may result in negative publicity and a negative impression of us in the investment community. Further, any disruptions to our business resulting from the announcement and pendency of the Amalgamation, including any adverse changes in our relationships with our customers, partners and employees, could continue or accelerate in the event of a failed Amalgamation.

•

The Company’s expectations regarding the impact of the Amalgamation, including financial and operating results and synergy benefits that may be realized from the Amalgamation and the timeframe for realizing those benefits, may not be achieved.

•	If consummated, the Amalgamation will change the risk profile of the Company (see Level 3’s filings with the SEC for a discussion of some of the new risks that could apply at that time).

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

Second Quarter 2011 Highlights

Revenue from our enterprise, carrier data and indirect sales channel (sometimes referred to as “invest and grow” in our press releases pertaining to financial results), which is the primary focus of our business strategy, increased $67 million, or 12%, to $622 million in the second quarter of 2011 compared to $555 million in the same period in 2010. This increase was primarily driven by additional enterprise, carrier data and indirect channel sales driven by growth in the existing customer base and the acquisition of new customers in specific enterprise and carrier target markets, including $9 million for two individually significant buyouts of certain long term obligations under existing customer contracts. This increase included $22 million of favorable foreign exchange impacts and $9 million as a result of the acquisition of Genesis Networks on October 29, 2010.

Consolidated OIBDA, which is a key measure we use to evaluate our profitability and operating performance, increased $3 million, or 3%, to $96 million in the second quarter of 2011 compared to $93 million in the same period in 2010. Our consolidated OIBDA increased primarily as a result of: (i) revenue growth and improved sales mix, including the aforementioned customer buyouts; and (ii) $3 million of favorable foreign exchange impacts. The increase in our consolidated OIBDA was partially offset by: (i) higher payroll costs primarily related to investment in sales resources, salary increases and restoration of the Company’s matching contribution under its U.S. defined contribution plan; (ii) higher accrued annual incentive compensation; and (iii) $3 million of professional fees related to the Level 3 combination.

Our consolidated Free Cash Flow, which is a relevant indicator of our ability to generate cash to pay debt and a key measure we use to evaluate our liquidity, increased $23 million to $10 million in the second quarter of 2011 compared to negative $13 million in the same period in 2010. This increase was primarily due to higher receipts from the sale of IRUs and prepaid services and an increase in OIBDA.

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

The following table provides a reconciliation of Free Cash Flow, which is considered a non-U.S. GAAP financial measure, to net cash used in operating activities:

	Three Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2011	2010
	(in millions)

Free cash flow	$10	$(13)	$23	NM
Purchases of property and equipment	46	49	(3)	(6%)

Net cash provided by operating activities	$56	$36	$20	56%

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

Unaudited results of operations for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010:

Consolidated Results

	Three Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)	Six Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2011	2010			2011	2010
	(in millions)				(in millions)
Revenue	$692	$630	$62	10%	$1,353	$1,278	$75	6%
Cost of revenue (excluding depreciation and amortization, shown separately below):
Cost of access	(299)	(276)	23	8%	(597)	(581)	16	3%
Real estate, network and operations	(121)	(103)	18	17%	(229)	(202)	27	13%
Third party maintenance	(23)	(26)	(3)	(12%)	(47)	(53)	(6)	(11%)
Cost of equipment and other sales	(25)	(26)	(1)	(4%)	(51)	(50)	1	2%

Total cost of revenue	(468)	(431)			(924)	(886)

Gross margin	224	199			429	392
Selling, general and administrative	(128)	(106)	22	21%	(249)	(222)	27	12%
Depreciation and amortization	(82)	(82)	—	NM	(162)	(170)	(8)	(5%)

Operating income	14	11			18	—
Other income (expense):
Interest income	1	1	—	NM	1	1	—	NM
Interest expense	(45)	(48)	(3)	(6%)	(90)	(97)	(7)	(7%)
Other income (expense), net	(5)	(6)	(1)	(17%)	13	(58)	71	NM

Loss before benefit (provision) for income taxes	(35)	(42)			(58)	(154)
Benefit (provision) for income taxes	1	(5)	(6)	NM	(9)	(12)	(3)	(25%)

Net loss	(34)	(47)			(67)	(166)
Preferred stock dividends	(1)	(1)	—	NM	(2)	(2)	—	NM

Loss applicable to common shareholders	$(35)	$(48)			$(69)	$(168)

Discussion of all significant variances:

Revenue.

	Three Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)	Six Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2011	2010			2011	2010
	(in millions)				(in millions)

Enterprise, carrier data and indirect sales channel	$622	$555	$67	12%	$1,209	$1,109	$100	9%
Carrier voice	69	74	(5)	(7%)	143	168	(25)	(15%)
Other	1	1	—	NM	1	1	—	NM

Consolidated revenues	$692	$630	$62	10%	$1,353	$1,278	$75	6%

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

Our consolidated revenue increased in the three and six months ended June 30, 2011 compared with the same periods in 2010 primarily due to: (i) additional enterprise, carrier data and indirect channel sales driven by growth in the existing customer base and the acquisition of new customers in specific enterprise and carrier target markets; (ii) $22 million and $27 million, respectively, of favorable foreign exchange impacts; (iii) $9 million and $16 million, respectively, as a result of the acquisition of Genesis Networks on October 29, 2010; and (iv) $9 million recorded in the second quarter of 2011 for two individually significant buyouts of certain long-term obligations under existing customer contracts. This increase was partially offset by a decline in our carrier voice business.

Our sales order levels are a key indicator of continuing strength in customer demand for our services. The average monthly estimated gross value for sales orders was $5.0 million in the three months ended June 30, 2011 compared with $4.8 million in the three months ended March 31, 2011. New orders include value-added, integrated solutions, to enterprises with multinational requirements which offer us significant growth opportunity. Sales orders are used by management as a leading business indicator offering insight into near term revenue trends. The gross values of these monthly recurring orders are estimated based on new business acquired, and they exclude the effects of the replacement of existing services with new services, credits and attrition (defined as customer disconnects, price reductions on contract renegotiations and customer usage declines). Other key metrics used by management are revenue attrition and pricing trends for products in our enterprise, carrier data and indirect sales channel. Revenue attrition in the second quarter of 2011 was in line with our recent historical average. Revenue attrition generally results from market dynamics and not customer dissatisfaction. Pricing for our IP services and managed services products continues to decline at a relatively modest rate, while pricing for specific data products such as high-speed transit and capacity services (specifically internet access arrangements used by content delivery and broadband service providers) is declining at a greater rate.

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

Cost of Access.

	Three Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)	Six Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2011	2010			2011	2010
		(in millions)				(in millions)

Enterprise, carrier data and indirect sales channel	$236	$212	$24	11%	$467	$434	$33	8%
Carrier voice	62	63	(1)	(2%)	129	146	(17)	(12%)
Other	1	1	—	NM	1	1	—	NM

Consolidated cost of access	$299	$276	$23	8%	$597	$581	$16	3%

Cost of access increased in the three and six months ended June 30, 2011 compared with the same periods in 2010 primarily due to: (i) higher enterprise, carrier data and indirect channel sales revenue; (ii) $7 million and $8 million, respectively, of unfavorable foreign exchange impacts; and (iii) $6 million and $11 million, respectively, as a result of the acquisition of Genesis Networks on October 29, 2010. The increase in our cost of access was partially offset by lower carrier voice sales revenue and our cost reduction initiatives. In addition, the cost of access increase in the six months ended June 30, 2011 compared with the same period of 2010 was muted as a result of $3 million of costs associated with a subsea cable break recorded in the first quarter of 2010.

Real Estate, Network and Operations. Real estate, network and operations increased in the three months ended June 30, 2011 compared with the same period in 2010 primarily due to: (i) $6 million of unfavorable foreign exchange impacts; (ii) $5 million of higher accrued incentive compensation costs; and (iii) $3 million of higher payroll costs principally driven by: (a) salary increases and reinstatement of the Company’s matching contribution under its U.S. defined contribution plan; and (b) increased headcount primarily as a result of the acquisition of Genesis Networks on October 29, 2010.

Real estate, network and operations increased in the six months ended June 30, 2011 compared with the same period in 2010 primarily due to: (i) $9 million of higher real estate costs driven by a $6 million property tax refund in the U.K. recorded in the first quarter of 2010 and by higher facilities maintenance and utilities costs; (ii) $7 million of higher payroll costs principally driven by: (a) higher employee severance charges; (b) salary increases and reinstatement of the Company’s matching contribution under its U.S. defined contribution plan; and (c) increased headcount primarily as a result of the acquisition of Genesis Networks on October 29, 2010; (iii) $7 million of unfavorable foreign exchange impacts; (iv) a $4 million insurance recovery in the U.K. recorded in the first quarter of 2010; and (v) $3 million of higher accrued incentive compensation costs. These increases were partially offset by a $4 million favorable adjustment in provisions for contingent liabilities resulting from a favorable judicial ruling recorded in the first quarter of 2011.

Third Party Maintenance. Third party maintenance decreased in the three and six months ended June 30, 2011 compared with the same periods in 2010 primarily due to lower recurring maintenance costs as a result of contract renegotiations and cost reduction initiatives.

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

The increase in SG&A in the three months ended June 30, 2011 compared with the same period in 2010 was primarily due to: (i) $8 million of higher salaries and benefits principally driven by: (a) salary increases and reinstatement of the Company’s matching contribution under its U.S. defined contribution plan; and (b) increased headcount primarily related to investment in sales resources and the inclusion of Genesis Networks in our results since October 29, 2010; (ii) $4 million of unfavorable foreign exchange impacts; (iii) $3 million of higher accrued incentive compensation costs; and (iv) $3 million of professional fees related to the Level 3 combination.

The increase in SG&A in the six months ended June 30, 2011 compared with the same period in 2010 was primarily due to: (i) $17 million of higher salaries and benefits principally driven by: (a) higher employee severance charges; (b) salary increases and reinstatement of the Company’s matching contribution under its U.S. defined contribution plan; and (c) increased headcount primarily related to investment in sales resources and the inclusion of Genesis Networks in our results since October 29, 2010; (ii) $5 million of higher other expenses driven by higher third party commissions and travel costs; (iii) $4 million of unfavorable foreign exchange impacts; and (iv) $4 million of higher professional fees driven by $3 million related to the Level 3 combination.

Depreciation and amortization. Depreciation and amortization consists of depreciation of property and equipment, including assets recorded under capital leases, amortization of cost of access installation costs and amortization of identifiable intangibles. Depreciation and amortization decreased in the six months ended June 30, 2011 compared with the same periods in 2010 primarily due to the expiration of the useful life of certain assets acquired as part of the Impsat acquisition and other leased assets, partially offset by an increased asset base as a result of fixed asset additions, including assets recorded under capital leases.

Interest expense. Interest expense includes interest related to indebtedness for money borrowed, capital lease obligations, certain tax and other contingent liabilities, amortization of deferred finance costs and interest on late payments to vendors. The decrease in interest expense in the three and six months ended June 30, 2011 compared with the same periods in 2010 was primarily a result of the release of accrued interest resulting from favorable judicial rulings and audits.

Other income (expense), net. Other income (expense), net consists of foreign currency impacts on transactions, gains and losses on the sale of assets including property and equipment, marketable securities and other assets and other non-operating items. Other income, net increased in the six months ended June 30, 2011 compared with the same periods in 2010 primarily as a result of foreign exchange gains in the six months ended June 30, 2011 compared to foreign exchange losses in the same period of 2010. The foreign exchange losses in the six months ended June 30, 2010 included a $27 million foreign exchange loss as a result of the devaluation of the Venezuelan bolivar.

Provision for income taxes. Provision for income taxes decreased in the three and six months ended June 30, 2011 compared with the same periods in 2010 primarily due to the recognition of $12 million of previously unrecognized tax benefits resulting from favorable judicial rulings and audits, partially offset by tax expense on increased taxable income in our Latin American subsidiaries.

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

GCUK Segment

Revenue

	Three Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)	Six Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2011	2010			2011	2010
	(in millions)				(in millions)

GCUK
Enterprise, carrier data and indirect sales channel	$116	$113	$3	3%	$229	$232	$(3)	(1%)
Carrier voice	—	2	(2)	(100%)	1	3	(2)	(67%)

	$116	$115	$1	1%	$230	$235	$(5)	(2%)

Revenue for our GCUK Segment was essentially flat in the three months and decreased in the six months ended June 30, 2011 compared with the same periods of 2010. Revenue included $10 million of favorable foreign exchange impacts in both the three and six months ended June 30, 2011. The U.K. market continues to be highly competitive and we are experiencing significant pricing pressure associated with recent contract renewals and extensions, and we expect this competitive environment to continue. We have seen an increase in orders from our multinational enterprise customers as a result of the investment in our GCUK sales organizations in 2010; however this increased demand was more than offset by the aforementioned pricing pressure.

OIBDA

	Three Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)	Six Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2011	2010			2011	2010
		(in millions)				(in millions)

GCUK
OIBDA	$17	$20	$(3)	(15%)	$35	$50	$(15)	(30%)

OIBDA in the GCUK Segment decreased in the three months ended June 30, 2011 compared with the same period of 2010 primarily as a result of lower revenue, when excluding favorable foreign exchange impacts, as described above.

OIBDA in the GCUK Segment decreased in the six months ended June 30, 2011 compared with the same period of 2010 primarily as a result of: (i) lower revenue as described above; (ii) higher real estate costs driven by a $6 million U.K. property tax refund recorded in the first quarter of 2010; and (iii) higher other expenses driven by a $4 million insurance recovery recorded in the first quarter of 2010. The decrease in GCUK Segment OIBDA was partially offset by $3 million of favorable foreign exchange impacts.

GC Impsat Segment

Revenue

	Three Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)	Six Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2011	2010			2011	2010
	(in millions)				(in millions)

GC Impsat
Enterprise, carrier data and indirect sales channel	$160	$132	$28	21%	$308	$259	$49	19%
Carrier voice	1	3	(2)	(67%)	3	6	(3)	(50%)
Intersegment revenues	3	2	1	50%	5	4	1	25%

	$164	$137	$27	20%	$316	$269	$47	17%

Revenue for our GC Impsat Segment increased in the three and six months ended June 30, 2011 compared with the same periods of 2010 primarily as a result of continuing demand for our data center and IP-based solutions. Revenue growth in the three and six months ended June 30, 2011 included $9 million and $14 million, respectively, of favorable foreign exchange impacts. Market trends continue to reflect increasing demand for converged information and communications technologies to enable productivity gains and cost savings for enterprises. Revenue continues to show healthy growth in most Latin American countries, particularly in Brazil, Colombia and Argentina. Our Brazilian business has expanded significantly and continues to lead the GC Impsat Segment in revenue contribution.

OIBDA

	Three Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)	Six Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2011	2010			2011	2010
		(in millions)				(in millions)

GC Impsat
OIBDA	$50	$41	$9	22%	$99	$81	$18	22%

OIBDA in the GC Impsat Segment increased in the three and six months ended June 30, 2011 compared with the same periods of 2010 primarily as a result of: (i) revenue growth as described above; and (ii) $4 million and $6 million, respectively, of favorable foreign exchange impacts. In addition, OIBDA in the GC Impsat Segment was increased in the six months ended June 30, 2011 compared with the same period of 2010 by a $4 million favorable adjustment in provisions for contingent liabilities resulting from a favorable judicial ruling recorded in the first quarter of 2011. These factors were partially offset by: (i) higher payroll costs primarily as a result of investment in sales resources, inflation-related salary adjustments, labor claims and severance charges; (ii) higher real estate costs driven by higher facilities maintenance and utilities costs; and (iii) higher accrued incentive compensation costs. Our Brazilian business has expanded significantly and continues to lead the GC Impsat Segment in OIBDA contribution.

ROW Segment

Revenue

	Three Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)	Six Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2011	2010			2011	2010
	(in millions)				(in millions)

ROW
Enterprise, carrier data and indirect sales channel	$346	$310	$36	12%	$672	$618	$54	9%
Carrier voice	68	69	(1)	(1%)	139	159	(20)	(13%)
Other	1	1	—	NM	1	1	—	NM
Intersegment revenues	3	4	(1)	(25%)	9	8	1	13%

	$418	$384	$34	9%	$821	$786	$35	4%

Revenue for our ROW Segment increased in the three and six months ended June 30, 2011 compared with the same periods of 2010 primarily as a result of sales growth in our North American enterprise business, including the federal government channel and our collaboration business, partially offset by a decline in carrier voice revenue. ROW Segment revenue included $9 million for two individually significant buyouts of certain long-term obligations under existing customer contracts in the second quarter of 2011. Also, revenue in the three and six months ended June 30, 2011 included $9 million and $16 million, respectively, as a result of the acquisition of Genesis Networks on October 29, 2010. In addition, revenue growth in both the three and six months ended June 30, 2011 included $3 million of favorable foreign exchange impacts. The decline in carrier voice revenue was driven by attrition caused by pricing actions as we continue to emphasize margin optimization over revenue growth.

OIBDA

	Three Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)	Six Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2011	2010			2011	2010
		(in millions)				(in millions)

ROW
OIBDA	$29	$32	$(3)	(9%)	$46	$39	$7	18%

OIBDA in our ROW Segment decreased in the three months ended June 30, 2011 compared with the same period of 2010 primarily as a result of: (i) $3 million of unfavorable foreign exchange impacts; (ii) higher payroll costs driven by: (a) higher employee severance charges; (b) salary increases and reinstatement of the Company’s matching contribution under its U.S. defined contribution plan; and (c) increased headcount, primarily related to investment in sales resources and the inclusion of Genesis Networks in our results since October 29, 2010; (iii) higher accrued incentive compensation costs; and (iv) $3 million of professional fees related to the Level 3 combination. The decrease in ROW Segment OIBDA was partially offset by revenue growth and improved sales mix, including the aforementioned customer buyouts.

OIBDA in our ROW Segment increased in the six months ended June 30, 2011 compared with the same period of 2010 primarily as a result of: (i) revenue growth and improved sales mix, including the aforementioned customer buyouts; (ii) $3 million of costs associated with a subsea cable break recorded in the first quarter of 2010; and (iii) lower third party maintenance. These factors were partially offset by: (i) higher payroll costs driven by: (a) higher employee severance charges; (b) salary increases and reinstatement of the Company’s matching contribution under its U.S. defined contribution plan; and (c) increased headcount, primarily related to investment in sales resources and the inclusion of Genesis Networks in our results since October 29, 2010; (ii) higher accrued incentive compensation costs; (iii) $3 million of professional fees related to the Level 3 combination; (iv) higher third party commissions and travel costs; and (v) $4 million of unfavorable foreign exchange impacts.

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

At June 30, 2011, our available liquidity consisted of $259 million of unrestricted cash and cash equivalents. In addition, at June 30, 2011, we also held $10 million in restricted cash and cash equivalents. Our restricted cash and cash equivalents comprise cash collateral for letters of credit or performance bonds issued in favor of certain of our vendors and deposits securing real estate obligations.

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

Our operating cash flows in 2011 will be adversely impacted by incremental annual interest payments primarily resulting from the issuance of the 9% Senior Notes and the associated refinancing. We also anticipate lower sales of IRUs and prepaid services in 2011 than realized in 2010. However, improvements in underlying operating results are expected to largely offset these factors. As a result, we continue to believe that our objective to generate cash provided by operating activities (including IRUs and other prepaid sales) in amounts exceeding purchases of property and equipment for the full year 2011 is achievable, although this goal will be more challenging given expected full year IRU and prepaid services performance. Our 2011 cash flow expectations are based in part on raising financing for such property and equipment from vendors and others in amounts slightly higher than those arranged in 2010. Our ability to arrange such financings is subject to negotiating acceptable terms from equipment vendors and financing parties. In addition, our short-term liquidity and more specifically our quarterly cash flows are subject to considerable variability as a result of the timing of interest payments as well as the following factors:

•	Working capital variability significantly impacts our cash flows and causes our intra-quarter cash balances to drop to levels significantly lower than those prevailing at the end of a quarter.

•

We rely on the sale of IRUs and prepaid services, which often involve large dollar amounts and are difficult to predict. During the three and six months ended June 30, 2011, we received $38 million and $51 million, respectively, of cash receipts from the sale of IRUs and prepaid services compared to $23 million and $46 million, respectively, in the same periods of 2010. Our forecasted cash flows for 2011 contemplate lower sales of IRUs and prepaid services as compared to the $132 million in 2010.

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

The vast majority of our long-term debt and capital lease obligations mature after 2013. However, we have approximately $102 million in various debt agreements that are due and payable in the next twelve months as well as any Excess Cash Offer related to the year ending December 31, 2011 (see GCUK Notes Tender Offer) below. With regard to our other major debt instruments, (i) the $438 million principal amount of the GCUK Notes matures in 2014 (less any amounts purchased as a result of any Excess Cash Offer); (ii) the $750 million original principal amount of the 12% Senior Secured Notes matures in 2015; and (iii) the $150 million original principal amount of the 9% Senior Notes matures in 2019. We do not expect to generate sufficient cash flows from operations to repay all of these debt instruments at maturity. Therefore, we are dependent on access to the capital markets to meet our liquidity requirements. Such access will depend on market conditions and our credit profile at the relevant times.

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

At June 30, 2011, unrestricted cash and cash equivalents were $43 million, $108 million, and $108 million at our GCUK, GC Impsat and ROW Segments, respectively (see below in this Item 2 under “Currency Risk” for information related to the devaluation of the Venezuelan bolivar). Operational constraints require us to maintain significant minimum cash balances in each of our segments. We believe that cash on hand plus any future intersegment funds transfers in amounts permitted by our debt instruments will be sufficient to enable each of our segments to reach the point of sustained recurring positive cash flow from operating and investing activities. As indicated above, the operating covenants in the Plan of Amalgamation limit our financial and operational flexibility unless we obtain Level 3’s consent. In the case of prolonged delay or if consummation of the Amalgamation does not occur we may need to refinance all or a portion of our indebtedness before maturity. Most of our assets have been pledged to secure our indebtedness. Failure to comply with the covenants in any of our debt instruments could result in an event of default, which, if not cured or waived, could result in an acceleration of all such debts. Such acceleration would adversely affect our rights under certain commercial agreements and have a material adverse effect on our business, results of operations, financial condition and liquidity. If the indebtedness under any of our loan instruments were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full. In such event, we would have to raise funds from alternative sources, which may not be available on favorable terms, on a timely basis or at all. Moreover, an uncured default by the obligors under certain of our principal debt instruments or certain of our capital lease facilities could trigger cross-default provisions under other such instruments or facilities.

Indebtedness

At June 30, 2011, we had $1.529 billion of indebtedness outstanding (including long and short term debt and capital lease obligations), consisting of $738 million of 12% Senior Secured Notes ($750 million aggregate principal less $12 million of unamortized discount), $440 million of GCUK Notes ($438 million aggregate principal plus $2 million of net unamortized premium), $150 million of 9% Senior Notes, and $201 million of capital lease obligations and other debt.

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

The 12% Senior Secured Notes are guaranteed by the vast majority of our direct and indirect subsidiaries other than the subsidiaries comprising the GCUK Segment. The obligations of GCL and the guarantors in respect of the notes are senior obligations which rank equal in right of payment with all of their existing and future senior indebtedness. In addition, the 12% Senior Secured Notes are secured by first-priority liens, subject to certain exceptions, on GCL’s and certain of the guarantor’s existing and future assets. These assets generally include the “Specified Tangible Assets” (defined in the notes indenture as cash and cash equivalents, accounts receivable from third parties and property, plant and equipment (other than property, plant and equipment under capital leases and leasehold improvements)) of GCL and the “Grantor Guarantors” organized in “Approved Jurisdictions” (as such terms are defined in the notes indenture). The book value of such “Specified Tangible Assets” as of June 30, 2011 was $1.116 billion, which exceeds the $1.0 billion threshold required to make restricted payments pursuant to certain of the exceptions to the covenants in the notes indenture.

Financing Activities

During the six months ended June 30, 2011, we entered into various debt agreements to finance various equipment purchases and software licenses. The total debt obligation resulting from these agreements was $24 million. These agreements have terms that range from 6 to 48 months with a weighted average effective interest rate of 9.6%. In addition, we entered into various capital leasing arrangements that aggregated $36 million, including $4 million of proceeds from sales-leasebacks. These agreements have terms that range from 12 to 48 months with a weighted average effective interest rate of 9.1%.

On June 14, 2011, we issued a senior unsecured promissory note to STT Crossing Ltd., the holder of our convertible preferred stock and our controlling shareholder, in principal amount of $26 million for payment of dividends accrued from December 9, 2003 through March 31, 2011 on our convertible preferred stock. The note has an interest rate of 9% per annum and is payable on its maturity date of December 14, 2011 or prior to the maturity date: (i) if all conditions to the consummation of the Amalgamation of the Company with Level 3 Communications, Inc. have been satisfied or waived; (ii) 45 days after any termination of the Amalgamation agreement relating to the Amalgamation of the Company with Level 3 prior to its consummation; or (iii) if a change of control with respect to the Company or an event of default under the note occurs. Regular quarterly dividends on our convertible preferred stock in the amount of approximately $1 in respect of periods after March 31, 2011 are expected to be paid in cash on the fifteenth day of each July, October, January and April, subject to the satisfaction of certain solvency tests required by Bermuda law.

GCUK Notes Tender Offer

As required by the indenture governing the senior secured notes due 2014 (the “GCUK Notes”), within 120 days after the end of each twelve month period ending December 31, GCUK must offer (the “Excess Cash Offer”) to purchase a portion of the GCUK Notes at a purchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to the purchase date, using 50% of “Designated GCUK Cash Flow” from that period. “Designated GCUK Cash Flow” means GCUK’s consolidated net income plus non-cash charges minus capital expenditures, calculated in accordance with the terms of the indenture governing the GCUK Notes. With respect to the 2010 Excess Cash Offer, the Company made an offer in April 2011 of approximately $17 million, exclusive of accrued but unpaid interest. Such offer expired on May 26, 2011 and no tenders were received by the close of the offer.

If the current year-to-date results were for the full year to December 31, 2011, we would be obligated to make an Excess Cash Offer of $2 million, exclusive of accrued but unpaid interest. Any such offer is required to be made within 120 days of year-end, and the associated purchases are required to be completed within 150 days after year-end.

The Plan of Amalgamation

On April 10, 2011, GCL entered into a Plan of Amalgamation with Level 3 and Apollo Amalgamation Sub, Ltd., a Bermuda company and wholly-owned subsidiary of Level 3 (“Amalgamation Sub”), pursuant to which GCL and Amalgamation Sub will be amalgamated under Bermuda law with the surviving amalgamated company continuing as a subsidiary of Level 3 (the “Amalgamation”). Under the terms and subject to the conditions of the Plan of Amalgamation, each share of capital stock of GCL will be converted into 16 shares of common stock of Level 3 (and, in the case of our GCL’s preferred shares, the right to receive accrued and unpaid dividends thereon). The Plan of Amalgamation contains customary representations and warranties and covenants, including, among others, agreements by each of the Company and Level 3 (i) to continue conducting its respective businesses in the ordinary course, consistent with past practice and in compliance with applicable law, during the interim period between the execution of the Plan of Amalgamation and consummation of the Amalgamation and (ii) not to engage in certain specified kinds of transactions during that period, including equity and debt financings (other than capital leases so long as our aggregate outstanding capital lease obligations do not at any time exceed $153 million), capital expenditures, loans, acquisitions, and the repurchase of shares of our parent’s common stock. The Plan of Amalgamation, which was approved by the stockholders of each of GCL and Level 3 on August 4, 2011, is subject to certain closing conditions, including the receipt of certain regulatory and governmental approvals. Level 3 is continuing its efforts to finalize the necessary arrangements to borrow sufficient funds to refinance certain of our existing indebtedness in connection with the Amalgamation. The consummation of the Amalgamation would constitute a “Change of Control” under and as defined in the indentures for the 12% Senior Secured Notes, GCUK Senior Secured Notes and 9% Senior Notes. Pursuant to the indentures, within 30 days following any Change of Control, we are required to commence an offer to purchase all of the then outstanding 12% Senior Secured Notes, GCUK Senior Secured Notes and 9% Senior Notes, if any, at a purchase price equal to 101% of the principal amounts thereof, plus accrued interest, if any, thereon to the date of purchase.

Cash Management Impacts

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,		$ Increase/ (Decrease)
	2011	2010
	(in millions)

Net cash flows provided by (used in) operating activities	$(1)	$5	$(6)
Net cash flows used in investing activities	(82)	(88)	6
Net cash flows used in financing activities	(32)	(37)	5
Effect of exchange rate changes on cash and cash equivalents	2	(29)	31

Net decrease in cash and cash equivalents	$(113)	$(149)	$36

Cash Flows from Operating Activities

Cash flows used in operating activities increased in the six months ended June 30, 2011 compared with the same period in 2010 primarily as a result of changes in working capital including higher interest payments in the current period. During the six months ended June 30, 2011, we made $87 million of interest payments compared with $76 million in the same period of 2010. During the six months ended June 30, 2011 we received $51 million of cash receipts from the sale of IRUs and prepaid services compared with $46 million in the same period of 2010.

Cash Flows from Investing Activities

Cash flows used in investing activities decreased in the six months ended June 30, 2011 compared with the same period in 2010 primarily as a result of a decrease in capital purchases.

Cash Flows from Financing Activities

Cash flows used in financing activities decreased in the six months ended June 30, 2011 compared with the same period in 2010 primarily as a result of proceeds from sales-leasebacks and the exercise of stock options in 2011.

Contractual Cash Commitments

During the six months ended June 30, 2011, we entered into an interstate broadband services agreement which requires a minimum payment of $34 million over the next two years.

Credit Risk

We are subject to concentrations of credit risk in our trade receivables. Although our receivables are geographically dispersed and include customers both large and small in numerous industries, our receivables from our carrier sales channels are generated from sales of services to other carriers in the telecommunications industry. As of June 30, 2011 and December 31, 2010, our receivables related to our carrier sales channels represented approximately 44% and 42%, respectively, of our consolidated receivables. Also as of June 30, 2011 and December 31, 2010, our receivables due from various agencies of the U.K. Government together represented approximately 5% and 5%, respectively, of our consolidated receivables.

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

At June 30, 2011, we had $9 million of obligations registered and subject to approval by CADIVI for the conversion of bolivares into foreign currencies. We cannot predict the timing and extent of any CADIVI approvals to honor foreign debt, distribute dividends or otherwise expatriate capital using the official Venezuelan exchange rate. Some approvals have been issued within a few months while others have taken more than one year. During the six months ended June 30, 2011, we received $6 million of approvals from CADIVI to convert bolivares to U.S. Dollars at both the essential and non-essential official rates. To date, we have not executed any exchanges through SITME. If we were to successfully avail our self of the SITME process to convert a portion of our Venezuelan subsidiary’s cash balances into U.S. Dollars, we would incur currency exchange losses in the period of conversion based on the difference between the official exchange rate and the SITME rate. Additionally, if we were to determine in the future that the SITME rate was the more appropriate rate to use to measure bolivar-based assets, liabilities and transactions, reported results would be further adversely affected.

As of June 30, 2011, our Venezuelan subsidiary had $49 million of cash and cash equivalents, of which $4 million was held in U.S. Dollars and $45 million (valued at the fixed official CADIVI rate of 4.30 Venezuelan bolivares to the U.S. Dollar at June 30, 2011 (the “CADIVI rate”)) was held in Venezuelan bolivares. For the three and six months ended June 30, 2011, our Venezuelan subsidiary contributed approximately $14 million and $28 million, respectively, of our consolidated revenue and $8 million and $16 million, respectively, of our consolidated OIBDA, in each case based on the CADIVI rate. These amounts do not include any allocated corporate overhead costs or transfer pricing adjustments. As of June 30, 2011, our Venezuelan subsidiary had $49 million of net monetary assets of which $6 million were denominated in U.S. Dollars and $43 million were denominated in Venezuelan bolivares at the CADIVI rate. As of June 30, 2011, our Venezuelan subsidiary had $87 million of net assets. In light of the Venezuelan exchange control regime, none of these net assets (other than the $4 million of cash denominated in U.S. Dollars and held outside of Venezuela) may be transferred to GCL in the form of loans, advances or cash dividends without the consent of a third party (i.e., CADIVI or SITME).

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

As of June 30, 2011 we did not have any off-balance sheet arrangements outstanding.

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

In connection with the preparation of this quarterly report on Form 10-Q, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, pursuant to Rule 13a-15 under the Exchange Act. Based upon management’s evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2011.

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

Except as noted above, there were no other material changes in our internal control over financial reporting during the second quarter of 2011.

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

•

There can be no assurance that the Amalgamation will occur, or will occur on the timetable contemplated, as a result of a variety of factors, including the failure to obtain any required regulatory approval, litigation relating to the Amalgamation, the failure of Level 3 to obtain the requisite financing to consummate the Amalgamation, or the failure of one or more of the closing conditions set forth in the Plan of Amalgamation. If the Amalgamation is not consummated, our share price will change to the extent that the current market price of our common stock reflects an assumption that the Amalgamation will be completed. A failed Amalgamation may result in negative publicity and a negative impression of us in the investment community. Further, any disruptions to our business resulting from the announcement and pendency of the Amalgamation, including any adverse changes in our relationships with our customers, partners and employees, could continue or accelerate in the event of a failed Amalgamation.

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

Item 6.	Exhibits

Exhibits filed as part of this report are listed below.

3.1	Amended and Restated Bye-Laws of Global Crossing Limited (“GCL”) dated as of June 12, 2007 (incorporated by reference to Annex F of GCL’s Definitive Proxy Statement filed on June 20, 2011).

10.1	Senior Unsecured Promissory Note dated as of June 14, 2011, by and between GCL and STT Crossing Ltd. (filed herewith).

10.2	Amended and Restated Global Crossing Limited Key Management Protection Plan amended as of April 9, 2011 (filed herewith).

31.1	Certification by John J. Legere, Chief Executive Officer of GCL pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification by John A. Kritzmacher, Chief Financial Officer of GCL pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification by John J. Legere, Chief Executive Officer of GCL, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification by John A. Kritzmacher, Chief Financial Officer of GCL, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of (furnished herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on August 4, 2011 by the undersigned thereunto duly authorized.

GLOBAL CROSSING LIMITED

By:	/S/ JOHN A. KRITZMACHER
John A. Kritzmacher
Chief Financial Officer
(Principal Financial Officer)

By:	/S/ ROBERT A. KLUG
Robert A. Klug
Chief Accounting Officer
(Principal Accounting Officer)